Form 10-Q
period 2014-03-31
NW CRESTVALLEY INC
filed 2014-05-20
CIK 1606219

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549

      FORM 10-Q
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended March 31, 2014

 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____ to_____

COMMISSION FILE NUMBER: 000-55196

      NW CRESTVALLEY, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5438922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6513 132nd Ave. NE #166 Kirkland, WA	98033 (Zip Code)
(Address of principal executive offices)

Telephone/Fax: 206-499-0158
E-mail: dagarnett@hotmail.com
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                         [ ]                                                                                                                                                                                 Accelerated filer[ ]

Non-accelerated filer                                           [ ] (Do not check if a smaller reporting company)                                                                                                Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 21,900,000 shares of common stock.

TABLE OF CONTENTS

NW CRESTVALLEY, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS
 (Unaudited)

INDEX

 PART I-FINANCIAL INFORMATION

Page No.

INTERIM FINANCIAL STATEMENTS (Unaudited)
Interim Balance Sheets March 31, 2014 and December 31, 2013 (Audited)	4

Interim Statements of Operations For the six months ended March 31, 2014 and 2013; for the period November 13, 2007, (inception) to March 31, 2014; and	5

Interim Statements of Cash Flows For the three months ended March 31, 2014; and for the period May 31, 2013, (inception) to March 31, 2014	6

Interim Statement of Changes in Stockholders’ Deficit For the period May 31, 2013, (inception) to March 31, 2014	7

Notes to Interim Financial Statements	8-10

NW CRESTVALLEY, INC
(A Development Stage Company)

INTERIM BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued expenses	200	-

Total liabilities	200	-

Stockholders' equity (deficit)
Common stock - $0.0001 par value; 500,000,000 shares authorized;
21,900,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	2,190	2,190
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(2,390)	(2,190)

Total stockholders' equity (deficit)	(200)	-

	$-	$-

The accompanying notes are an integral part of these financial statements.

NW CRESTVALLEY, INC
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	November 6, 2013
	Ended	(Inception) to
	March 31, 2014	March 31, 2014

Revenues	$-	$-

General and administrative expenses
Professional fees	200	200
Organization costs	-	2,190

	200	2,390

Net loss	$(200)	$(2,390)

Loss per common share:
basic and diluted	$(0.00)

Weighted average number of
common shares outstanding,
basic and diluted	21,900,000

The accompanying notes are an integral part of these financial statements.

NW CRESTVALLEY, INC
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	November 6, 2013
	Ended	(Inception) to
	March 31, 2014	March 31, 2014

Cash flows from operating activities:
Net loss	$(200)	$(2,390)
Adjustments to reconcile net loss to
net cash used in operating activities:
Accounts payable and accrued expenses	200	200
Common stock issued for services	-	2,190

Net cash used in operating activities	-	-

Net (decrease) increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$2,190

The accompanying notes are an integral part of these financial statements.

NW CRESTVALLEY, INC
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 6, 2013	-	$-	$-	$-	$-

Shares issued on December 31, 2013 for service, at par $.0001	21,900,000	2,190	-	-	2,190

Net loss for the period	-	-	-	(2,190)	(2,190)

Balance, December 31, 2013	21,900,000	$2,190	$-	$(2,190)	$-

Net loss for the period	-	-	-	(200)	(200)
Balance, March 31, 2014	21,900,000	$2,190	$-	(2,390)	(200)

The accompanying notes are an integral part of these financial statements.

NW CRESTVALLEY, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

NW CRESTVALLEY, INC. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on November 6, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and for the period from November 6, 2013 (inception) to March 31, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2013 and for the period November 6, 2013, (inception), to December 31, 2013 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, the Company’s fiscal year end.

The Company has not earned any revenue since its inception. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in the FASB Codification Topic 915. Among the disclosures required by the FASB Codification Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required.

Interest and penalties related to unrecognized tax benefits will be recognized in the financial statements as a component of the income tax provision. Significant judgment is required to evaluate uncertain tax positions. The Company will evaluate its uncertain tax positions on a quarterly and annual basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made.

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

FAIR VALUE MEASUREMENTS

GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that is observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the Company's assumptions.

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying value approximates fair value due to the short maturity of these instruments.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. It is the intention of the Company's stockholder to fund capital shortfalls for the foreseeable future. As discussed in note 1, it is management's intention to secure a business combination with the goal of listing the combined entity in the United States secondary market. Management will devote substantially all of its efforts to becoming a public entity so that capital financing may be achieved. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE 4 – INCOME TAXES

As of December 31, 2013 there is loss carryforwards for Federal income tax purposes of approximately $2,190, available to offset future taxable income. The carry forwards begin to expire in 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of December 31, 2013, the Company had a deferred tax asset amounting to approximately $767. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

NOTE 5 – RELATED PARTY BALANCES AND TRANSACTIONS

EQUITY TRANSACTION

On December 15, 2013, the Board of Directors issued 21,900,000 shares of common stock to the founding or sole shareholder in exchange for incorporation fees of $229, and professional service fee of $1,961 to a total amount of $2,190.

NOTE 6 – EQUITY TRANSACTIONS

On December 15, 2013, the Company issued 21,900,000 shares of common stock to a related party, a founder of the company, at $.0001 per share, for the organization fee of $229 and the professional fee of $1,961 to a total amount of $2,190.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2014:

      * Common stock, $ 0.0001 par value: 500,000,000 shares authorized;
        21,900,000 shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through May 6, 2014, the date the financial statements were issued.

PART II-OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A     RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the three months ended March 31, 2013.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES

The Company currently does not have senior securities.

ITEM 4                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5                      OTHER INFORMATION

None.

ITEM 6               EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.                      Description

3.1                                    Certificate of Incorporation as filed with the Delaware Secretary of State on November 6, 2013. (1)

3.2                                    By-laws. (1)

31.1                                  Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 30 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarterended March 31, 2014. (2)

32.1                                  Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S. C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001. (2)

101 INS                                   XBRL Instance Document (3)

101 SCH                                  XBRL Taxonomy Extension Schema (3)

101 CAL                                  XBRL Taxonomy Extension Calculation Linkbase (3)

101 DEF                                  XBRL Taxonomy Extension Definition Linkbase (3)

101 LAB                                 XBRL Taxonomy Extension Label Linkbase (3)

101 PRE                                  XBRL Taxonomy Extension Presentation Linkbase (3)

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 30, 2012, and incorporated herein by this reference.
(2) Filed herewith.
(3) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability (to be filed by amendment).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NW CRESTVALLEY, INC.

(Registrant)

By: /s/ Dale Garnett
Dale Garnett, President, Secretary,
and Principal Financial Officer
Dated: May 20, 2014